Form 10-K/A
WELLS FARGO MORTGAGE BACKED SECURITIES  SERIES 2002-3
filed 2003-06-12
CIK 1168182

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Colonial Savings, F.A., as Servicer <F2>
       b) CUNA, as Servicer <F2>
       c) First Nationwide Mtg Corp, as Servicer <F2>
       d) Hibernia National Bank, as Servicer <F2>
       e) Homeside Lending Inc (TX), as Servicer <F2>
       f) HSBC Bank, USA, as Servicer <F2>
       g) Huntington Mtg Co, as Servicer <F1>
       h) Navy Federal Credit Union, as Servicer <F2>
       i) U.S. Bank Home Mortgage, as Servicer <F1>
       j) Wells Fargo Home Mortgage, Inc, as Servicer <F2>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Colonial Savings, F.A., as Servicer <F2>
       b) CUNA, as Servicer <F2>
       c) First Nationwide Mtg Corp, as Servicer <F2>
       d) Hibernia National Bank, as Servicer <F2>
       e) Homeside Lending Inc (TX), as Servicer <F2>
       f) HSBC Bank, USA, as Servicer <F2>
       g) Huntington Mtg Co, as Servicer <F1>
       h) Navy Federal Credit Union, as Servicer <F2>
       i) U.S. Bank Home Mortgage, as Servicer <F1>
       j) Wells Fargo Home Mortgage, Inc, as Servicer <F2>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Colonial Savings, F.A., as Servicer <F2>
       b) CUNA, as Servicer <F2>
       c) First Nationwide Mtg Corp, as Servicer <F2>
       d) Hibernia National Bank, as Servicer <F2>
       e) Homeside Lending Inc (TX), as Servicer <F2>
       f) HSBC Bank, USA, as Servicer <F2>
       g) Huntington Mtg Co, as Servicer <F2>
       h) Navy Federal Credit Union, as Servicer <F2>
       i) U.S. Bank Home Mortgage, as Servicer <F1>
       j) Wells Fargo Home Mortgage, Inc, as Servicer <F2>


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

  Dated: June 6, 2003

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


      Date: 6/6/03


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

/s/ PricewaterhouseCoopers LLP

December 10, 2002

  Ex-99.1 (b)


PricewaterhouseCoopers (logo)

PricewaterhouseCoopers LLP
Suite 1300
650 Third Avenue South
Minneapolis MN 55402-4333
Telephone (612) 596 6000
Facsimile (612) 373 7160


Report of Independent Accountants


To the Board of Directors and Stockholder of CUNA Mutual Mortgage Corporation

We have examined management's assertion about CUNA Mutual Mortgage Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation
Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

March 14, 2003

  Ex-99.1 (c)

KPMG (logo)

1660 International Drive
McLean, VA 22102

Independent Accountants' Report

The Board of Directors
First Nationwide Mortgage Corporation:

We have examined management's assertion, included in the accompanying management assertion report dated January 21, 2003, that First Nationwide Mortgage Corporation (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that First Nationwide Mortgage Corporation complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

January 21, 2003


KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.

  Ex-99.1 (d)


Ernst & Young

Ernst & Young LLP
4200 One Shell Square
701 Poydras Street
New Orleans
Louisiana 70139-9869
Phone: (504) 581-4200
www.ey.com


Report of Independent Accountants on Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

The Directors' Audit Committee
Hibernia Corporation

We have examined management's assertion, included in the accompanying report titled Report of Management, that Hibernia National Bank (the Company), a wholly owned subsidiary of Hibernia Corporation, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2002 is fairly stated, in all material respects.

This report is intended solely for the information and use of the Directors' Audit Committee, management, and the U.S. Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

March 21, 2003

Ernst & Young LLP is a member of Ernst & Young International, Ltd.

  Ex-99.1 (e)


Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue
Seattle, Washington 98104-5044

Tel: (206) 292-1800
Fax: (206) 343-7809
www.deloitte.com

Deloitte
& Touche (logo)

INDEPENDENT ACCOUNTANTS' REPORT ON COMPLIANCE WITH UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Washington Mutual, Inc.

We have examined management's assertion about Washington Mutual, Inc. and subsidiaries' (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

February 18, 2003


Deloitte
Touche
Tohmatsu (logo)

  Ex-99.1 (f)

KPMG (logo)

12 Fountain Plaza, Suite 601
Buffalo, NY 14202

Independent Accountants' Report

The Board of Directors
HSBC Mortgage Corporation (USA):

We have examined management's assertion, included in the accompanying
Management Assertion, that HSBC Mortgage Corporation (USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards specified above our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation
(USA)'s compliance with the minimum servicing standards.

In our opinion, management's assertion that HSBC Mortgage Corporation (USA) complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

February 5, 2003
Buffalo, New York


KPMG LLP. KPMG LLP, a U.S. limited liability partnership is a member of KPMG International, a Swiss association.

  Ex-99.1 (h)


PricewaterhouseCoopers (logo)

PricewaterhouseCoopers LLP
1301 K Street, NW, Suite 800W
Washington DC 20005-3333
Telephone (202) 414 1000

Report of Independent Accountants

To the Board of Directors and
Supervisory Committee of
Navy Federal Credit Union


We have examined management's assertion about Navy Federal Credit Union's (the "Credit Union") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Credit Union's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Credit Union's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Credit Union's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Credit Union's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Credit Union complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

February 6, 2003

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

/s/ Jim E. DuBose
Jim E. DuBose
President, Chief Executive Officer


/s/ Donna Dempsey
Donna Dempsey
Executive Vice President, Chief Financial Officer

2626A West Freeway, Fort Worth, Texas 76102 Office: 817-390-2000 www.colonialsavings.com


  Ex-99.2 (b)


CUNA Mutual Mortgage
Corporation (logo)

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 14, 2003


As of and for the year ended December 31, 2002, CUNA Mutual Mortgage Corporation (the "Company") have complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond errors and omissions policy in the amount of $25,000,000 and $12,000,000 respectively.

/s/ Jim McCourt
Jim McCourt
Senior Vice President
CUNA Mutual Mortgage Corporation

/s/ Tom Pisapia
Tom Pisapia
Vice President, Servicing
CUNA Mutual Mortgage Corporation

/s/ Michael W. Campbell
Michael W. Campbell
Assistant Vice President, Servicing
CUNA Mutual Mortgage Corporation


Street: CUNA Mutual Mortgage Corporation
        2908 Marketplace Dr., Suite 100
        Madison, WI 53719-5316

Mail:   P.O. Box 1332
        Madison, WI 53701-1332

Tel:    877.286.2684
Fax:    608.232.6389

        www.cmmort.com



  Ex-99.2 (c)


1st
Nationwide
Mortgage (logo)

P.O. Box 9481
Gaithersburg, MD 20898-9481

Management Assertion


As of and for the year ended December 31, 2002, First Nationwide Mortgage Corporation (the Company) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of November 6, 2002, and for the period from January 1, 2002 to November 6, 2002, the Company had in effect a fidelity bond and errors and omissions policies in the amount of $125 million and $120 million, respectively. As of December 31, 2002 and for the period from November 7, 2002 to December 31, 2002, the Company had in effect fidelity bond and errors and omissions policies in the amount of $100 million and $50 million, respectively.

/s/ Debbie Mace
Debbie Mace
SVP

4/9/03
Date


5280 Corporate Drive, Frederick, MD 21703

  Ex-99.2 (d)


HIBERNIA
MEMBER FDIC (logo)

MANAGEMENT ASSERTION


As of and for the period ended December 31, 2002, Hibernia National Bank has complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers (USAP). As of and for this same period, Hibernia National Bank had in effect a fidelity bond and errors and omissions policy. Refer to the enclosed certificates for the specific amounts.

/s/ Greg J. Bell
Greg J. Bell
Senior Vice President

Date: 3/31/03


HIBERNIA NATIONAL BANK * POST OFFICE BOX 481 * BATON ROUGE, LOUISIANA 70821 * 225-381-2000

  Ex-99.2 (e)


Washington Mutual


As of and for the year ended December 31, 2002, Washington Mutual, Inc. and subsidiaries (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

/s/ Craig S. Davis
Craig S. Davis
President
Home Loans & Insurance Services Group

/s/ Anthony T. Meola
Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

February 18, 2003



1201 3rd Ave.
Seattle, WA 98101

  Ex-99.2 (f)


HSBC (logo)

Management Assertion

As of and for the year ended December 31, 2002, HSBC Mortgage Corporation (USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of $588,675,000 and $40,000,000, respectively.

/s/ David J. Hunter
David J. Hunter
President

/s/ Daniel B. Duggan
Daniel B. Duggan
SVP, Risk Management

/s/ Gary P. Zimmerman
Gary P. Zimmerman
SVP, Mortgage Servicing


HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY 14043Navy
Federal
Credit Union (logo)

P.O. Box 3000 * Merrifield VA * 22119-3000
In reply refer to account no.


  Ex-99.2 (h)

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

February 6, 2003

As of and for the year ended 31 December 2002, Navy Federal Credit Union ("Navy Federal") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, Navy Federal had in effect a Fidelity Bond and Errors and Omissions policy in the amounts of $15,000,000 and $500,000 per mortgage, respectively.

/s/ Louis W. Jennings
Louis W. Jennings
Executive Vice President
Mortgage Lending

/s/ Latisa M. Head
Latisa M. Head
Vice President
Mortgage Servicing


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

/s/ Pete Wissinger               February 25, 2003
Pete Wissinger
Chief Executive Officer

/s/ Michael J. Heid              February 25, 2003
Michael J. Heid
Executive Vice President

/s/ Robert Caruso                February 25, 2003
Robert Caruso
Senior Vice President
Loan Servicing


  Ex-99.3 (a)

COLONIAL
SAVINGS     (logo)

ANNUAL CERTIFICATE FOR THE
Wells Fargo Bk MN, NA
Investor # 3146, 3164, 3173, 3532, 3337, 3409, 3531, 3743

In accordance with the Sale and Servicing Agreement for the refenced program, I, the undersigned, hereby certify as to each mortgage loan being serviced by the below named institution that as of the preceding anniversary date of the agreement:

1. As an "Officer" of the below named institution as such term is defined in the Agreement and being authorized to issue this Annual Certificate.

2. All real estate taxes and special assessments of any nature, relating to the mortgage loans, have been paid as and when due.

3. The insurance policies are fully paid and comply with the Agreement.

4. Analysis has been made to insure sufficient monies are being collected in escrow for the current year.

5. All inspections have been made as required by the Agreement.

It is further certified that,

To the best of my knowledge and upon reasonable investigation, the servicing of the mortgage loans during the year preceding the last Anniversary date of the Agreement has been conducted in compliance with the Agreement except for such exceptions as have been set forth below:

EXCEPTIONS: (if any)_________________________________

A review of activities with respect to performance under the Agreement during the year preceding the last anniversary date of the Agreement has been made under my supervision and to the best of my knowledge, based on such review, no default exists as of the below date in the fulfillment of any obligations under the Agreement other than the events of default, if any, which have been listed below with the nature and status thereof:

EVENTS OF DEFAULT: (if any):___________________________

PARTICIPANT: COLONIAL SAVINGS, F.A.

SIGNED: /s/ Cary W. Adams
TITLE: Cary W. Adams, Senior Vice President
DATED: December 21, 2002


2626A West Freeway, Fort Worth, Texas 76102 Office: 817-390-2000 www.colonialsavings.com




  Ex-99.3 (b)


CUNA Mutual Mortgage
Corporation (logo)

March 28, 2003

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd
Columbia, MD 21044-3562
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide pursuant and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default and failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Daniel P. Rotert
Officer: Daniel P. Rotert

Senior Vice President & CEO
Title

March 28, 2003
Date

Street: CUNA Mutual Mortgage Corporation
        2908 Marketplace Dr., Suite 100
        Madison, WI 53719-5316

Mail:   P.O. Box 1332
        Madison, WI 53701-1332

Tel:    877.286.2684
Fax:    608.232.6389

        www.cmmort.com


  Ex-99.3 (c)


1st
Nationwide
Mortgage (logo)

P.O. Box 9481
Gaithersburg, MD 20898-9481

January 21, 2003

KPMG LLP
Attn: Richard Wheeler
1660 International Drive
McLean, VA 22102

Ladies and Gentlemen:

We are providing you this letter in connection with your examination of management's assertion about First Nationwide Mortgage Corporation's (the Company) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 for the purpose of expressing an opinion as to whether management's assertion is fairly stated, in all material respects.

We confirm, to the best of our knowledge and belief, the following representations made to you during your examination:

1. We are responsible for complying with the minimum servicing standards in the USAP.

2. We are responsible for establishing and maintaining effective internal control over compliance with the minimum servicing standards.

3. We have performed an evaluation the Company's compliance with the minimum servicing standards.

4. As of and for the year ended December 31, 2002, the Company has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

5. We have disclosed to you all known noncompliance with the minimum servicing standards.

6. We have made available to you all documentation related to compliance with the minimum servicing standards.

7. We have disclosed any communications from regulatory agencies, internal auditors, and other practitioners concerning possible noncompliance with the minimum servicing standards, including communications received between the end of the period addressed in management's assertion and the date of the independent accountants' report.

8. We have disclosed to you any known noncompliance occurring subsequent to the year ended December 31, 2002.

Very truly yours,

First Nationwide Mortgage Corporation

/s/ Paul Ince                     /s/ Debbie Mace
Paul Ince                         Debbie Mace
SVP and Chief Financial Officer   SVP


5280 Corporate Drive, Frederick, MD 21703

  Ex-99.3 (d)

HIBERNIA (logo)
MEMBER FDIC


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Greg J. Bell
Officer

Senior Vice President
Title

3/31/03
Date

HIBERNIA NATIONAL BANK * POST OFFICE BOX 481 * BATON ROUGE, LOUISIANA 70821 * 225-381-2000


  Ex-99.3 (e)


Washington Mutual (logo)

P.O. Box 1093
Northridge, CA 91328-1093

Officer's Certificate


The undersigned Officer certifies the following for the 2002 fiscal year:

A. I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year.

B. I have Confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

C. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

D. All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

E. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property have been paid. All Custodial Accounts have been reconciled and are properly funded; and

F. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ John MacLean
John MacLean

Vice President
Title

March 28, 2003
Date

  Ex-99.3 (f)


Annual Statement as to Compliance

We have reviewed the activities and performance of HSBC Mortgage Corporation
(USA) under the Servicing Agreement for the year ended December 31, 2002. To the best of my knowledge, based upon such review, the HSBC Mortgage Corporation
(USA) has fulfilled its duties, responsibilities and obligations under the Servicing Agreement.

/s/ Gary P. Zimmerman
Gary P. Zimmerman
Senior Vice President
Mortgage Servicing

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

Certified By:

/s/
Officer

Vice President
Title

March 5, 2003
Date


  Ex-99.3 (h)

Navy
Federal
Credit Union (logo)

PO Box 3000 * Merrifield VA * 22119-3000
In reply refer to account no.

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

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are property funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
/s/ Latisa M. Head
Officer Latisa M. Head

Vice President Mortgage Servicing
Title

March 20, 2003
Date

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